Form 10-K
period 1997-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1993 B1
filed 1998-03-31
CIK 924209

               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         ____________________

                             FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

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

                         Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part
IV or this Form 10-K or any amendment to this Form 10-K.

                        Yes   X      No

The Registrant has no common or voting stock.

	DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

			None.


Item 4.	Submission of Matters to a Vote of Security Holders

			None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder
        Matters

        a) There is no established trading market for the certificates representing ownership of the beneficial interest in the Trust.

        b) As of March 31, 1998 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.


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
				Report of Independent Public Accountants
				Statements of Assets and Liabilities as of
					December 31, 1997 and 1996
				Statements of Income and Expenses, for the
                                        Years Ended December 31, 1997, 1996
                                        and 1995
				Statements of Cash Flows, for the Years Ended
					December 31, 1997, 1996 and 1995
				Notes to Financial Statements

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

                                10.1      Loan Agreement (incorporated by
                                          reference to Exhibit 10.1 to
                                          Registration Statement on Form S-1
                                          [No. 33-79328].)

                                10.2      Loan Guarantee and Servicing
                                          Agreement (incorporated by reference
                                          to Exhibit 10.2 to Registration
                                          Statement on Form S-1 [No.33-79328].)

                                27        Financial Data Schedule

		b)	Form 8-K dated September 15, 1997.
			Semi-annual Report to Certificateholders dated
                        September 15, 1997.

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

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 1998.


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

27              Financial Data Schedule

              RURAL ELECTRIC COOPERATIVE GRANTOR
                    TRUST (SOYLAND) 1993-B1


	FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996
       AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  TOGETHER WITH AUDITORS' REPORT

	Report of Independent Public Accountants






To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Soyland) 1993-B1, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B1 as of December 31, 1997 and 1996, and the related statements of income and expenses and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B1 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP
March 6, 1998
Washington, D. C.

        RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
                 STATEMENTS OF ASSETS AND LIABILITIES
                   AS OF DECEMBER 31, 1997 AND 1996




                              1997                    1996

ASSETS

Interest receivable	$   1,433,895		$   1,433,895


Note receivable            49,675,000              49,675,000

        Total Assets    $  51,108,895           $  51,108,895





LIABILITIES

Interest payable-Grantor Trust	$   1,399,717 	$   1,399,717
     Certificates

Servicer fees payable                  34,178          34,178

Rural Electric Cooperative
     Grantor Trust Certificates	   49,675,000	   49,675,000

        Total Liabilities       $  51,108,895    $ 51,108,895













          The accompanying notes are an integral
            part of these financial statements.

     RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
               STATEMENTS OF INCOME AND EXPENSES
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                    1997        1996        1995

INCOME:
  Interest on note receivable   $4,411,985   $4,411,985   $4,411,985


EXPENSES:
  Interest on grantor trust
  certificates                   4,306,823    4,306,823    4,306,823
  Servicer fees                    105,162      105,162      105,162

        Total expenses           4,411,985    4,411,985    4,411,985

        Net income              $        -   $        -   $        -
























             The accompanying notes are an integral
                part of these financial statements

    RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
                   STATEMENTS OF CASH FLOWS
             AS OF DECEMBER 31, 1997, 1996 AND 1995


                                            1997        1996        1995

CASH FLOWS
   FROM OPERATING ACTIVITIES:


  Interest received on note receivable  $4,411,985   $4,411,985  $4,411,985
  Interest paid to certificateholders   (4,306,823)  (4,306,823) (4,306,823)
  Fees paid to servicer                   (105,162)    (105,162)   (105,162)

   Net cash provided
    by operating activities                      -            -           -

NET CHANGE IN CASH                               -            -           -

CASH, beginning of year                          -            -           -

CASH, end of year                       $        -   $        -  $        -

ACCRUAL TO CASH BASIS
  RECONCILIATION:
  Accrual basis income                  $        -   $        -  $        -
  Change in accrual accounts:
     Increase in interest receivable             -            -    (394,359)
     Increase in interest payable                -            -     384,959
     Increase in servicer fees payable           -            -       9,400

       Total change in accrual accounts          -            -           -

Net cash provided by operating
        activities                      $        -   $        -  $        -

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

  Cash paid during the year             $4,306,823   $4,306,823  $3,923,994
  for interest expense


                      The accompanying notes are an integral
                        part of these financial statements

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1

                       NOTES TO FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 1997, 1996 AND 1995


1.	ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (Soyland) 1993-B1 (the "Trust") was formed under a Trust Agreement dated October 1,
1993 among National Rural Utilities Cooperative Finance
Corporation ("CFC"), Soyland Power Cooperative, Inc. (the "Cooperative") and The First National Bank of Chicago (the
"Trustee").   On that date,  CFC made a loan to the Cooperative
which issued a note (the "Note"), evidencing the borrowing, to the Trust. The Trust issued to CFC, Rural Electric Cooperative
Grantor Trust (Soyland) 8.67% Certificates, due 2018 (the "Certificates") in the amount of $49,675,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the Note. CFC filed, on behalf of the Trust, a Registration Statement on Form S-1 (Registration No. 33-79328) which became effective on May 24, 1994, and resold the Certificates thereunder. The offering of the certificates occured on October 6, 1994.

The assets of the Trust consist primarily of the Note, bearing interest at 8.75% and maturing 2018, which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

The Trust also receives a conversion fee of .1317% from Soyland.
This fee was derived when the note receivable from Soyland was converted from a variable to a fixed interest rate. The fee is paid over the terrm of the note as a yield adjustment. The conversion fee is passed through to the servicer.

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1997 and 1996, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1997 and 1996.

The carrying amounts reported for Interest receivable, Interest payable - Grantor Trust Certificates, and Servicer fees payable approximate fair values due to the short-term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1997 and 1996 are as follows:


                                      1997                     1996
                              Carrying      Fair      Carrying       Fair
                                Value       Value       Value       Value

Assets:
Interest receivable       $    1,433,895 $ 1,433,895 $ 1,433,895 $ 1,433,895
Note receivable               49,675,000  61,549,039  49,675,000  58,735,812

Liabilities:
Interest payable -
Grantor Trust Certificates     1,399,717   1,399,717   1,399,717   1,399,717
Servicer fees payable             34,178      34,178      34,178      34,178
Rural Electric Cooperative
  Grantor Trust Certificates  49,675,000  61,754,773  49,675,000  58,894,984