Form 10-K
period 1998-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1993 B1
filed 1999-03-31
CIK 924209

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                           ____________________

                               FORM 10-K

x              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998
                                  OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to
                      Commission File Number 33-79328
                            _________________

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

         b) As of December 31, 1998 there was one holder of certificates representing ownership of the beneficial interest in the Trust.

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
				Report of Independent Public Accountants
				Statements of Assets and Liabilities as of
					December 31, 1998 and 1997
				Statements of Income and Expenses, for the
                                        Years Ended December 31, 1998, 1997
                                        and 1996
				Statements of Cash Flows, for the Years Ended
					December 31, 1998, 1997 and 1996
				Notes to Financial Statements

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

                                10.1 Loan Agreement (incorporated by reference to Exhibit 10.1 to
                                               Registration Statement on Form
                                               S-1 [No. 33-79328].)

                                10.2            Loan Guarantee and Servicing
                                                Agreement (incorporated by
                                                reference to Exhibit 10.2 to
                                                Registration Statement on Form
                                                S-1 [No. 33-79328].)

                                27              Financial Data Schedule.

         b) Forms 8-K dated September 15, 1998 and March 15, 1998. Semi-annual Reports to Certificate holders dated September 15, 1998 and March 15, 1998.

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

	No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificate holders, and the Registrant does not presently contemplate sending any such material subsequent to the filing of this report.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 1999.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993 B-1

                        By:     NATIONAL RURAL UTILITIES COOPERATIVE
				FINANCE CORPORATION as Servicer

                                By:  /s/  Sheldon C. Petersen, Governor and
                                          Chief Executive Officer

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993 B-1



                              Exhibit Index


Exhibit
Number                          Description of Exhibit

27				Financial Data Schedules.

                       RURAL ELECTRIC COOPERATIVE GRANTOR
                            TRUST (SOYLAND) 1993-B1


             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997
           AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        TOGETHER WITH AUDITORS' REPORT

                  Report of Independent Public Accountants






To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Soyland) 1993-B1, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B1 as of December 31, 1998 and 1997, and the related statements of income and expenses and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B1 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.




March 19, 1999
Washington, D. C.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
                   STATEMENTS OF ASSETS AND LIABILITIES
                      AS OF DECEMBER 31, 1998 AND 1997


                                1998                    1997
ASSETS

Interest receivable             $   1,433,895     $   1,433,895

Note receivable                    49,675,000        49,675,000

        Total Assets            $  51,108,895     $  51,108,895


LIABILITIES

Interest payable-Grantor
   Trust Certificates           $   1,399,717     $   1,399,717


Servicer fees payable                  34,178            34,178

Rural Electric Cooperative
   Grantor Trust Certificates      49,675,000        49,675,000

        Total Liabilities       $  51,108,895     $  51,108,895


The accompanying notes are an integral part of these financial statements.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
                     STATEMENTS OF INCOME AND EXPENSES
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                    1998            1997            1996
INCOME:

  Interest on
      note receivable           $  4,411,985    $  4,411,985    $  4,411,985

EXPENSES:

  Interest on grantor
      trust certificates           4,306,823       4,306,823       4,306,823
  Servicer fees                      105,162         105,162         105,162

        Total expenses             4,411,985       4,411,985       4,411,985

        Net income              $          -    $          -    $          -


The accompanying notes are an integral part of these financial statements.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
                         STATEMENTS OF CASH FLOWS
                   AS OF DECEMBER 31, 1998, 1997 AND 1996


                                    1998            1997            1996

CASH FLOWS
   FROM OPERATING ACTIVITIES:

  Interest received on
      note receivable           $  4,411,985    $  4,411,985    $  4,411,985
  Interest paid to
      certificate holders         (4,306,823)     (4,306,823)     (4,306,823)
  Fees paid to servicer             (105,162)       (105,162)       (105,162)

   Net cash provided
    by operating activities                -               -               -

NET CHANGE IN CASH                         -               -               -

CASH, beginning of year                    -               -               -

CASH, end of year               $          -    $          -    $          -

ACCRUAL TO CASH BASIS
  RECONCILIATION:
  Accrual basis income          $          -   $           -    $          -
  Change in accrual accounts:
     Increase in interest
          receivable                       -               -               -
     Increase in interest
          payable                          -               -               -
     Increase in servicer
          fees payable                     -               -               -

       Total change in
          accrual accounts                 -               -               -

Net cash provided by
       operating activities     $          -    $          -    $          -

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

  Cash paid during the year     $  4,306,823    $  4,306,823    $  4,306,823
    for interest expense

The accompanying notes are an integraL part of these financial statements.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1

                      NOTES TO FINANCIAL STATEMENTS

                 AS OF DECEMBER 31, 1998, 1997 AND 1996


1.	ORGANIZATION AND OPERATIONS

	Rural Electric Cooperative Grantor Trust (Soyland) 1993-B1 (the "Trust") was formed under a Trust Agreement dated October 1, 1993 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Soyland Power Cooperative, Inc. (the "Cooperative") and
        The First National Bank of Chicago (the "Trustee").   On that date,
        CFC made a loan to the Cooperative which issued a note (the "Note"), evidencing the borrowing, to the Trust. The Trust issued to CFC, Rural Electric Cooperative Grantor Trust (Soyland) 8.67% Certificates, due 2018 (the "Certificates") in the amount of $49,675,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the Note. CFC filed, on behalf of the Trust, a Registration Statement on Form S-1 (Registration No. 33-79328) which became effective on May 24, 1994, and resold the Certificates thereunder. The offering of the certificates occurred on October 6, 1994.

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

        The Trust also receives a conversion fee of .1317% from Soyland. This fee was derived when the note receivable from Soyland was converted from a variable to a fixed interest rate. The fee is paid over the term of the note as a yield adjustment. The conversion fee is passed through to the servicer.

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

	The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1998 and 1997, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1998 and 1997.

        The carrying amounts reported for interest receivable, interest payable, and Servicer fees payable approximate fair values due to the short-term maturity of these instruments.

        Note Receivable

        Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

        Rural Electric Cooperative Grantor Trust Certificates

        The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

        The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1998 and 1997 are as follows:


                                           1998                                1997
                                 Carrying           Fair             Carrying          Fair
                                   Value            Value              Value          Value

Assets:
Interest receivable            $  1,433,895     $   1,433,895     $  1,433,895     $  1,433,895
Note receivable                $ 49,675,000     $  63,404,964     $ 49,675,000     $ 61,549,039

Liabilities:
Interest payable - Grantor
  Trust Certificates           $  1,399,717     $   1,399,717     $  1,399,717     $  1,399,717
Servicer fees payable                34,178            34,178           34,178           34,178
Rural Electric Cooperative
  Grantor Trust Certificates   $ 49,675,000     $  63,638,867     $ 49,675,000     $ 61,754,773
