Form 10-K
period 2000-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1993 B1
filed 2001-03-28
CIK 924209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 333-79328

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

Yes X No __

The Registrant has no common or voting stock.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

	a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Trust.

	b)	As of December 31, 2000 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Disagreements on Accounting and Financial Disclosure

None.

Part III

Item 13.	Certain Relationships and Related Transactions

None.
Part IV

Item 14.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Public Accountants
Statement of Assets and Liabilities as of December 31, 2000 and 1999
Statement of Income and Expenses for the Year Ended December 31, 2000, 1999 and 1998
Statement of Cash Flows for the Year Ended December 31, 2000, 1999 and 1998

Notes to Financial Statements

2.	Financial Statement Schedules are omitted because they are inapplicable.

3.	Exhibits

Exhibit
	Number	Description of Exhibit

	4.1	Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1 [No. 33-79328].)

	4.2	Loan Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-79328].)

	10.2	Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 33-79328].)

b)	Forms 8-K dated September 15, 2000 and March 15, 2000.
Semi-annual Reports to Certificate holders dated September 15, 2000 and March 15, 2000.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 28th day of March, 2001.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1

By:	NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

By:
Sheldon C. Petersen, Governor and
Chief Executive Officer

RURAL ELECTRIC COOPERATIVE GRANTOR

TRUST (SOYLAND) 1993-B1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999

TOGETHER WITH AUDITORS' REPORT

Report of Independent Public Accountants

To the Trustee of

Rural Electric Cooperative Grantor Trust

(SOYLAND) 1993-B1, and

To the Board of Directors of

National Rural Utilities Cooperative

Finance Corporation

We have audited the accompanying statement of assets and liabilities of Rural Electric Cooperative Grantor Trust (SOYLAND) 1993-B1 (the "Trust") as of December 31, 2000 and 1999, and the related statements of income and expenses and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (SOYLAND) 1993-B1as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Vienna, Virginia

March 9, 2001

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1

STATEMENTS OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 2000 AND 1999

ASSETS	2000	1999

Interest receivable	$ 1,433,895	$ 1,433,895

Notes receivable	49,675,000	49,675,000

Total Assets	$ 51,108,895	$ 51,108,895

LIABILITIES	2000	1999

Interest payable-Grantor Trust Certificates	$ 1,399,717	$ 1,399,717

Servicer fees payable	34,178	34,178

Rural Electric Cooperative Grantor Trust Certificates	49,675,000	49,675,000

Total Liabilities	$ 51,108,895	$ 51,108,895

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
STATEMENTS OF INCOME AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	2000	1999	1998

INCOME:
Interest on note receivable	$ 4,411,985	$ 4,411,985	$ 4,411,985

EXPENSES:
Interest to certificateholders	4,306,823	4,306,823	4,306,823

Servicer fees	105,162	105,162	105,162

Total Expenses	4,411,985	4,411,985	4,411,985

Net Income	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Interest received on note receivable	$ 4,411,985	$ 4,411,985	$ 4,411,985
Interest paid to certificateholders	(4,306,823)	(4,306,823)	(4,306,823)
Fees paid to servicer	(105,162)	(105,162)	(105,162)

Net cash provided by operating activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH, beginning of year	-	-	-

CASH, end of year	$ -	$ -	$ -

ACCRUAL TO CASH BASIS RECONCILIATION:
Accrual basis income	$ -	$ -	$ -
Change in accrual accounts:
Increase in interest receivable	-	-	-
Increase in interest payable	-	-	-
Increase in interest payable	-	-	-
Increase in servicer fees payable	-	-	-

Total change in accrual accounts	-	-	-

Net cash provided by operating activities	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:	-	-	-

Cash paid during the year for interest expense	$ 4,306,823	$ 4,306,823	$ 4,306,823

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2000 AND 1999

1. ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (Soyland) 1993-B1 (the "Trust") was formed under a Trust Agreement dated October 1, 1993 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Soyland Power Cooperative, Inc. (the "Cooperative") and Bank One, formerly The First National Bank of Chicago (the "Trustee"). On that date, CFC made a loan to the Cooperative which issued a note (the "Note"), evidencing the borrowing, to the Trust. The Trust issued to CFC, Rural Electric Cooperative Grantor Trust (Soyland) 8.67% Certificates, due 2018 (the "Certificates") in the amount of 49,675,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the Note. CFC filed, on behalf of the Trust, a Registration Statement on Form S-1 (Registration No. 33-79328) which became effective on May 24, 1994, and resold the Certificates thereunder. The offering of the certificates occurred on October 6, 1994.

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

The Trust also receives a conversion fee of .1317% from the Cooperative. This fee was derived when the Note from the Cooperative was converted from a variable to a fixed interest rate. The fee is paid over the term of the Note as a yield adjustment. The conversion fee is passed through to the servicer.

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

Principal payments on the Certificates are scheduled to be repaid over a period of nine years, beginning in 2010. The principal payment in 2010 is scheduled to be 6,600,000. The Certificates are not subject to redemption prior to September 15, 2003. Thereafter, such Certificates are subject to optional redemption, in whole and without premium, upon redemption or purchase of the related Note. The Trust Agreement will terminate after payment in full has been made on the Certificates issued thereunder.

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2000 and 1999, along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2000 and 1999.

The carrying amounts reported for interest receivable, interest payable, and servicer fees payable approximate fair values due to the short-term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2000 and 1999 are as follows:

	2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Interest receivable	$ 1,433,895	$ 1,433,895	$ 1,433,895	$ 1,433,895
Note receivable	49,675,000	60,578,068	49,675,000	56,167,241

Liabilities:
Interest payable - Grantor	1,399,717	1,399,717	1,399,717	1,399,717
Trust Certificates
Servicer fees payable	34,178	34,178	34,178	34,178
Rural Electric Cooperative
Grantor Trust Certificates	49,675,000	60,747,632	49,675,000	56,269,979