Form 10-K
period 2001-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1993 B1
filed 2002-04-01
CIK 924209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 333-79328

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
(Exact name of registrant as specified in its charter)

NEW YORK
(State or other jurisdiction of incorporation or organization)

36-7051619
(I.R.S. Employer Identification Number)

2201 Cooperative Way, Herndon, VA 20171-302
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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

		a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Trust.
		b)	As of December 31, 2001 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Disagreements on Accounting and Financial Disclosure

None.

Part III

Item 13.	Certain Relationships and Related Transactions

None.

Part IV

Item 14.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

	a)	The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Public Accountants
Statement of Assets and Liabilities as of December 31, 2001 and 2000
Statement of Income and Expenses for the Year Ended December 31, 2001, 2000 and 1999
Statement of Cash Flows for the Year Ended December 31, 2001, 2000 and 1999
Notes to Financial Statements

2.	Financial Statement Schedules are omitted because they are inapplicable.

3.	Exhibits

Exhibit
	Number	Description of Exhibit

	4.1	Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1 [No. 33-79328].)

	4.2	Loan Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-79328].)

	10.2	Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 33-79328].)

	99.1	Representation Letter from Arthur Andersen LLP

b)	Forms 8-K dated September 17, 2001 and March 15, 2001.
Semi-annual Reports to Certificateholders dated September 17, 2001 and March 15, 2001.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 1st day of April 2002.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1

By:	NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

	By:	/s/ Sheldon C. Petersen
Sheldon C. Petersen
Governor and Chief Executive Officer

RURAL ELECTRIC COOPERATIVE GRANTOR
TRUST (SOYLAND) 1993-B1
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000
TOGETHER WITH AUDITORS' REPORT

Report of Independent Public Accountants

To the Trustee of
Rural Electric Cooperative Grantor Trust
(SOYLAND) 1993-B1, and

To the Board of Directors of
National Rural Utilities Cooperative
Finance Corporation

We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (SOYLAND) 1993-B1 (the "Trust") as of December 31, 2001 and 2000, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (SOYLAND) 1993-B1 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Vienna, Virginia
March 27, 2002

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
STATEMENTS OF ASSETS AND LIABILITIES
AS OF DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000

Interest receivable	$1,433,895	$1,433,895

Note receivable	49,675,000	49,675,000

Total Assets	$51,108,895	$51,108,895

LIABILITIES	2001	2000

Interest payable-Grantor Trust Certificates	$1,399,717	$1,399,717

Servicer fees payable	34,178	34,178

Rural Electric Cooperative Grantor Trust Certificates	49,675,000	49,675,000

Total Liabilities	$51,108,895	$51,108,895

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
STATEMENTS OF INCOME AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

INCOME:

Interest on note receivable	$4,411,985	$4,411,985	$4,411,985

EXPENSES:

Interest to certificateholders	4,306,823	4,306,823	4,306,823

Servicer fees	105,162	105,162	105,162

Total Expenses	4,411,985	4,411,985	4,411,985

Net Income	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Interest received on note receivable	$4,411,985	$4,411,985	$4,411,985
Interest paid to certificateholders	(4,306,823)	(4,306,823)	(4,306,823)
Fees paid to servicer	(105,162)	(105,162)	(105,162)

Net cash provided by operating activities	-	-	-

NET CHANGE IN CASH	-	-	-

CASH, beginning of year	-	-	-

CASH, end of year	$-	$-	$-

ACCRUAL TO CASH BASIS RECONCILIATION:

Accrual basis income	$-	$-	$-
Change in accrual accounts:
Increase in interest receivable	-	-	-
Increase in interest payable	-	-	-
Increase in interest payable	-	-	-
Increase in servicer fees payable	-	-	-

Total change in accrual accounts	-	-	-

Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:	-	-	-

Cash paid during the year for interest expense	$4,306,823	$4,306,823	$4,306,823

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B1
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2001 and 2000, along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2001 and 2000.

The carrying amounts reported for interest receivable, interest payable, and servicer fees payable approximate fair values due to the short-term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2001 and 2000 are as follows:

	2001		2000
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Interest receivable	$1,433,895	$1,433,895	$1,433,895	$1,433,895
Note receivable	49,675,000	58,988,190	49,675,000	60,578,068

Liabilities:
Interest payable - Grantor	1,399,717	1,399,717	1,399,717	1,399,717
Trust Certificates
Servicer fees payable	34,178	34,178	34,178	34,178
Rural Electric Cooperative
Grantor Trust Certificates	49,675,000	59,125,980	49,675,000	60,747,632

Exhibit 99.1

April 1, 2002

United States Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Financial Statements Audited by Arthur Andersen, LLP

National Rural Utilities Cooperative Finance Corporation ("CFC"), as servicer is filing the Rural Electric Cooperative Grantor Trust (Soyland) 1993-B1 (Comm. File No. 333-79328) Annual Report on Form 10-K today with financial statements audited by Arthur Andersen LLP ("Andersen"). In accordance with Temporary Note 3T to Article 3 of Regulation S-X, this letter confirms that the CFC has received certain required representations from Andersen in a letter dated March 28, 2002.

Andersen has represented to CFC that the audit was subject to Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards. Andersen further represented that there was appropriate continuity of Andersen personnel working on the audit and availability of national office consultation. Andersen represented that the availability of personnel at foreign affiliates of Andersen was not relevant to this audit.

Very truly yours,

/s/ Angelo Salera
Angelo Salera
Acting Chief Financial Officer